Form 10-K
period 1998-12-31
S&P LINKED INVESTMENT TRUST CERT SERIES 1997-SP-1
filed 2000-07-14
CIK 1045234

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Fiscal Year Ended:                                   Commission file number:
  December 31, 1998                                                033-73438-06


         S&P-Linked Investment Trust Certificates Series 1997-SP-1 Trust
             (Exact name of registrant as specified in its charter)

Lehman ABS Corporation is the depositor under the Standard Terms for Trust Agreements, dated as of February 28, 1996, as supplemented by a Series Supplement, dated as of August 29, 1997, which together formed the S&P-Linked Investment Trust Certificates Series 1997-SP-1 Trust.

I.R.S. Employer Identification Number: 13-7135735

The Bank of New York, as Trustee
101 Barclay Street, Floor 12 East
New York, New York                                                    10286
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code: (212) 815-5098

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by refer-ence in Part III of this Form 10-K or any amendment to this Form 10-K. X.

               Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 1998: Not Applicable.

               Number of shares of common stock outstanding as of December 31, 1998: Not Applicable.

                                INTRODUCTORY NOTE

Lehman ABS Corporation (the "Depositor") is the depositor under the Standard Terms for Trust Agreements, dated as of February 28, 1996, as supplemented by a Series Supplement, dated as of August 29, 1997, by and between the Depositor and The Bank of New York, a New York banking corporation, as trustee (the "Trustee"), which together formed the S&P-Linked Investment Trust Certificates Series 1997-SP-1 Trust (the "Trust" or the "Registrant"), and which provided for the issuance of the SPLITS(TM) S&P-Linked Investment Trust Certificates, Series 1997-SP-1 (the "Certificates"). The Certificates do not represent obligations of or interests in the Depositor. Pursuant to staff administrative positions established in various no-action letters, Registrant is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable."

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

Date: July 13, 2000



                                 THE BANK OF NEW YORK AS TRUSTEE, FOR S&P-LINKED INVESTMENT TRUST CERTIFICATES SERIES 1997-SP-1 TRUST

                                 By:/s/ Enrico D. Reyes
                                    -------------------
                                    Enrico D. Reyes
                                    Vice President