Form 10-K
S&P LINKED INVESTMENT TRUST CERT SERIES 1997-SP-1
filed 2002-01-11
CIK 1045234

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Fiscal Year Ended:                                   Commission file number:
  December 31, 2001                                         033-73438-06


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

I.R.S. Employer Identification Number: 13-7135735

The Bank of New York, as Trustee
5 PENN PLAZA, Floor 13
New York, New York                                          10001
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code: (212) 896-7109

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

         Aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2001: Not Applicable.

         Number of shares of common stock outstanding as of December 31, 2001:
Not Applicable.

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

Date: January 10, 2002



                                           THE BANK OF NEW YORK AS TRUSTEE,
                                           FOR S&P-LINKED INVESTMENT TRUST
                                           CERTIFICATES SERIES 1997-SP-1 TRUST



                                           By: /s/ Kevin Cremin
                                               --------------------------------
                                               Kevin Cremin
                                               Vice President