Form 10-K
period 2003-12-31
S&P LINKED INVESTMENT TRUST CERT SERIES 1997-SP-1
filed 2004-03-29
CIK 1045234

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



(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
    TIES EXCHANGE ACT OF 1934

   For the transition period from ________ to ________

                        Commission File Number: 001-32030

                             Lehman ABS Corporation,
                             -----------------------

                                  on behalf of:

        S&P-Linked Investment Trust Certificates, Series 1997-SP-1 Trust
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             13-3447441
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

           745 Seventh Avenue, New York, New York                   10019
          ----------------------------------------               ----------
          (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                 Name of Registered Exchange
--------------                                 ---------------------------
S&P-Linked Investment Trust Certificates,      New York  Stock Exchange ("NYSE")
Series 1997-SP-1

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days.
Yes |X|  No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes | |  No |X|

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                Introductory Note

Lehman ABS Corporation (the "Depositor") is the Depositor in respect of the S&P-Linked Investment Trust Certificates Series 1997-SP-1 Trust (the "Trust"), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of February 28, 1996, between the Depositor and The Bank of New York, as trustee (the "Trustee"), as supplemented by a Series Supplement (the "Series Supplement"), dated as of August 29, 1997, in respect of the Trust. The Trust's assets consist solely of (i) United States Treasury zero coupon STRIPS, due August 15, 2007 and (ii) the rights of the Trust under an ISDA Master Agreement with Westdeutsche Landesbank Girozentrale, acting through its New York Branch. The Certificates do not represent obligations of, or interests in, the Depositor or the Trustee.

                                     PART I

Item 1.  Business.
         Not Applicable

Item 2.  Properties.
         Not Applicable

Item 3.  Legal Proceedings.
         None

Item 4.  Submission of Matters To A Vote of Security Holders.
         None

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8.  Financial Statements and Supplementary Data.
         Not Applicable

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
         None

Item 9A. Controls and Procedures.
         Not Applicable



                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         Not Applicable

Item 11. Executive Compensation.
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management. Not Applicable

Item 13. Certain Relationships and Related Transactions.
         None

Item 14. Principal Accounting Fees and Services.
         Not Applicable

                                     PART IV

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
         (a) The following documents have been filed as part of this report.

             1. None.

             2. None.

             3. Exhibits:

                99.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.

                99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C.
                Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (b) None.

         (c) See Item 15(a) above.

         (d) Not Applicable

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Lehman ABS Corporation, as Depositor for the
                            Trust (the "Registrant")



Dated: March 29, 2004                       By:   /s/ PAUL MITROKOSTAS
                                               --------------------------------
                                                  Name: Paul Mitrokostas
                                                  Title: Senior Vice President

                                  EXHIBIT INDEX

-------------------------------------------------------------------------------------------
    Reference
   Number per                   Description of Exhibits                  Exhibit Number
   Item 601 of                                                          in this Form 10-K
  Regulation SK
-------------------------------------------------------------------------------------------
     (99.1)      Certification by Senior Vice President of the                99.1
                 Registrant pursuant to 15 U.S.C. Section 7241, as
                 adopted pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002.
-------------------------------------------------------------------------------------------
     (99.2)      Annual Compliance Report by Trustee pursuant to 15
                 U.S.C. Section 7241, as adopted pursuant to Section          99.2
                 302 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------