Form 10-K
period 2004-12-31
S&P LINKED INVESTMENT TRUST CERT SERIES 1997-SP-1
filed 2005-03-29
CIK 1045234

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

   For the fiscal year ended December 31, 2004

                                      or

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
       TIES EXCHANGE ACT OF 1934

   For the transition period from ________ to ________

                       Commission File Number: 001-32030

                            Lehman ABS Corporation,
                            -----------------------

                                 on behalf of:

       S&P-Linked Investment Trust Certificates, Series 1997-SP-1 Trust
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                             Delaware                                                   13-3447441
--------------------------------------------------------------------   -------------------------------------------
  (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

                745 Seventh Avenue, New York, New York                                 10019
        ----------------------------------------------------             --------------------------------
               (Address of principal executive offices)                              (Zip Code)

   Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                                                 Name of Registered Exchange
--------------                                                                 ---------------------------

S&P-Linked Investment Trust Certificates, Series 1997-SP-1                New York  Stock Exchange ("NYSE")

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes / /  No /X/

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

                                    PART I

Item 1.  Business.
------------------
          Not Applicable

Item 2.  Properties.
--------------------
          Not Applicable

Item 3.  Legal Proceedings.
---------------------------
          None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
          None

                                    PART II

Item 5.  Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.
--------------------------------------------------------------
     The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
---------------------------------
          Not Applicable

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.
-----------------------------------
          Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
          Not Applicable

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
          Not Applicable

Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.
------------------------------------
          None

Item 9A. Controls and Procedures.
--------------------------------
          Not Applicable

Item 9B. Other Information.
--------------------------
          None



                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
          Not Applicable

Item 11. Executive Compensation.
--------------------------------
          Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
          Not Applicable

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
          None

Item 14. Principal Accounting Fees and Services.
------------------------------------------------
          Not Applicable

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
-------------------------------------------------
          (a)  The following documents have been filed as part of this report.

               1.   None.

               2.   None.

               3.   Exhibits:

                    99.1 - Certification by Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

                    99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          (b)  See Item 15(a) above.

          (c)  Not Applicable

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Lehman ABS Corporation, as Depositor for the
                                  Trust (the "Registrant")



Dated:  March 28, 2005            By:      /s/ CHARLES M. WEAVER
                                     ---------------------------
                                           Name: Charles M. Weaver
                                           Title: Vice President


                                              EXHIBIT INDEX

         -------------------------------------------------------------------------------------------
             Reference
            Number per                                                            Exhibit Number
            Item 601 of                  Description of Exhibits                 in this Form 10-K
           Regulation SK
         -------------------------------------------------------------------------------------------
                          Certification by Vice President of the Registrant
              (99.1)      pursuant to 15 U.S.C. Section 7241, as adopted               99.1
                          pursuant to Section 302 of the Sarbanes-Oxley Act of
                          2002.
         -------------------------------------------------------------------------------------------
                          Annual Compliance Report by Trustee pursuant to 15
              (99.2)      U.S.C. Section 7241, as adopted pursuant to Section          99.2
                          302 of the Sarbanes-Oxley Act of 2002.
         -------------------------------------------------------------------------------------------
