Form 10-K
period 2005-12-31
S&P LINKED INVESTMENT TRUST CERT SERIES 1997-SP-1
filed 2006-03-27
CIK 1045234

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

   For the fiscal year ended December 31, 2005

                                      or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________


                       Commission File Number: 001-32030

                            Lehman ABS Corporation,
                            -----------------------
                                 on behalf of:

        S&P-Linked Investment Trust Certificates, Series 1997-SP-1 Trust
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                  13-3447441
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

          745 Seventh Avenue, New York, New York              10019
         ----------------------------------------          ----------
         (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                     Name of Registered Exchange
--------------                                     ---------------------------

S&P-Linked Investment Trust            New York  Stock Exchange ("NYSE")
Certificates, Series 1997-SP-1

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes | |  No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes | |  No |X|

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes | |  No |X|

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                               Introductory Note

Lehman ABS Corporation (the "Depositor") is the Depositor in respect of the S&P-Linked Investment Trust Certificates Series 1997-SP-1 Trust (the "Trust"), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of February 28, 1996, between the Depositor and The Bank of New York, as trustee (the "Trustee"), as supplemented by a Series Supplement (the "Series Supplement"), dated as of August 29, 1997, in respect of the Trust. The Trust's assets consist solely of (i) United States Treasury zero coupon STRIPS, due August 15, 2007 and (ii) the rights of the Trust under an ISDA Master Agreement with WestLB AG, as successor to Westdeutsche Landesbank Girozentrale, acting through its New York Branch. The Certificates do not represent obligations of, or interests in, the Depositor or the Trustee.

                                    PART I

Item 1. Business.
-----------------
         Not Applicable

Item 1A. Risk Factors.
----------------------
         Not Applicable

Item 1B. Unresolved Staff Comments.
-----------------------------------
         Not Applicable

Item 2. Properties.
-------------------
         Not Applicable

Item 3. Legal Proceedings.
--------------------------

         None

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------
         None

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
--------------------------------------

     The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
--------------------------------
         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operation.
---------------------
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
         Not Applicable

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------
         Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------
         None

Item 9A. Controls and Procedures.
--------------------------------
         Not Applicable

Item 9B. Other Information.
--------------------------
         None



                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
         Not Applicable

Item 11. Executive Compensation.
--------------------------------
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
and Related Stock Matters.
--------------------------
         Not Applicable

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

               1.   None.

               2.   None.

               3.   Exhibits:

                    31.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                  Lehman ABS Corporation, as Depositor for the
                                  Trust (the "Registrant")



Dated:   March 27, 2006           By:      /s/ CHARLES M. WEAVER
                                     ---------------------------
                                           Name:  Charles M. Weaver
                                           Title:  Senior Vice President

                                       EXHIBIT INDEX

----------------------------------------------------------------------------------------
 Reference
Number per
Item 601 of                  Description of Exhibits                  Exhibit Number
egulation SK                                                         in this Form 10-K
----------------------------------------------------------------------------------------
  (31.1)      Certification by Senior Vice President of the                31.1
              Registrant pursuant to 15 U.S.C. Section 7241, as
              adopted pursuant to Section 302 of the Sarbanes-Oxley
              Act of 2002.
----------------------------------------------------------------------------------------
  (31.2)      Annual Compliance Report by Trustee pursuant to 15
              U.S.C. Section 7241, as adopted pursuant to Section          31.2
              302 of the Sarbanes-Oxley Act of 2002.
----------------------------------------------------------------------------------------