Form 10-K/A
period 2006-12-31
S&P LINKED INVESTMENT TRUST CERT SERIES 1997-SP-1
filed 2007-10-09
CIK 1045234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                      ----

                                   FORM 10-K/A
                                (Amendment No. 1)

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2006

                                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
       TIES EXCHANGE ACT OF 1934

   For the transition period from ________ to ________

                        Commission File Number:   001-32030

                             Lehman ABS Corporation,
                             -----------------------

                                  on behalf of:

        S&P-Linked Investment Trust Certificates, Series 1997-SP-1 Trust
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                               13-3447441
---------------------------------------------   -------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
 or organization)                                No.)

       745 Seventh Avenue, New York, New York                10019
   ------------------------------------------   -------------------------------
      (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                Name of Registered Exchange
--------------                                ---------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act. Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [X]

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

                                Explanatory Note
                                ----------------

The sole purpose of this amendment is to update the certification of the senior officer in charge of securitization of the depositor (filed as Exhibit 31.1), in accordance with the certification provided on the SEC's website at http://www.sec.gov/divisions/corpfin/8124cert.htm. No other items are being amended hereby.


                       DOCUMENTS INCORPORATED BY REFERENCE


None.

                                     PART IV
Item 15.  Exhibits, Financial Statement Schedules.
--------------------------------------------------
         (a)    The following documents have been filed as part of this report.

                1.    None.

                2.    None.

                3.    Exhibits:

                      31.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                      31.2 - Not Applicable.

                      The trust covered by this annual report was formed prior to June 30, 2003 and there is no requirement in the trust agreement for the preparation of a report by an independent public accountant regarding the trustee's compliance with its obligations.

         (b)    Not Applicable.

         (c)    Not Applicable.

                                   SIGNATURES
         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Lehman ABS Corporation, as Depositor for the
                                  Trust (the "Registrant")



Date:    October 9, 2007          By:    /s/ CHARLES M. WEAVER
                                     ---------------------------
                                         Name: Charles M. Weaver
                                         Title: Senior Vice President

                                  EXHIBIT INDEX
-------------------------------------------------------------------------------

  Reference
 Number per
 Item 601 of     Description of Exhibits                       Exhibit Number
Regulation SK                                                 in this Form 10-K
-------------------------------------------------------------------------------
                 Certification by Senior Vice President             31.1
                 of the Registrant pursuant to 15 U.S.C.
                 Section 7241, as adopted pursuant to
   (31.1)        Section 302 of the Sarbanes-Oxley Act
                 of 2002.
-------------------------------------------------------------------------------